Form 10QSB
period 2007-06-30
FLEXPETZ HOLDINGS INC
filed 2007-10-05
CIK 1353488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51881
______________

Flexpetz Holdings, Inc.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N. West Street, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(949)798-6138
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
Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 3, 2007: 111,700 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.     Financial Information

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	F-5 - F-9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$138
Prepaid Expenses	20,470
Total Current Assets	20,608

Other Assets
Loans Receivable - Related party	27,000
Interest Receivable - Related party	197
Total Other Assets	27,197

Total Assets	$47,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	5,279
Loans payable - related party	3,977
Accrued Interest - related party	81
Total Current Liabilities	9,337

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
110,700 shares issued and outstanding	111
Additional paid-in capital	53,489
Deficit accumulated during the development stage	(15,132)

Total Stockholders' Equity	38,468

Total Liabilities and Stockholders' Equity	$47,805

See accompanying notes to unaudited condensed financial statements.

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from December 5, 2005
	For the Three Month Ended June 30,		Six Months Ended June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Operating Expenses
Professional fees	5,634	-	5,634	-	5,634
Advertising	1,000		1,000		1,000
Charitable Contribution	2,750		2,750		2,750
General and administrative	3,764	250	4,014	550	5,864
Total Operating Expenses	13,148	250	13,398	550	15,248

Loss from Operations	(13,148)	(250)	(13,398)	(550)	(15,248)

Other Income/(Expense)
Interest Income -related party	197	-	197	-	197
Interest Expense - related party	(81)		(81)	-	(81)
Total Other Income, net	116	0	116	0	116

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(13,032)	$(250)	$(13,282)	$(550)	$(15,132)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.00)	$(0.13)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	105,396	100,000	102,713	100,000

See accompanying notes to unaudited condensed financial statements.

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficiency)
For the period from December 5, 2005 (inception) to June 30, 2007
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity (Deficiency)

Balance December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses ($0.001/share)	-	-	100,000	100	-	-	100

Net loss for the period December 9, 2005 (inception) to December 31, 2005	-	-	-	-	-	(400)	(400)

Balance December 31, 2005	-	-	100,000	100	-	(400)	(300)

Net loss for the year ending December 31, 2006	-	-	-	-	-	(1,450)	(1,450)

Balance December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Stock issued for cash ($5/share)			10,700	11	53,489		53,500

Net loss, for the six month ended June 30, 2007	-	-	-	-	-	(13,282)	(13,282)

Balance, June 30, 2007	-	$-	110,700	$111	$53,489	$(15,132)	$38,468

See accompanying notes to unaudited condensed financial statements.

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from December 9, 2005
	For the Six Months Ended June 30,		(Inception) to
	2007	2006	June 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(13,282)	$(550)	$(15,132)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	-	-	100
Changes in operating assets and liabilities:
Increase in prepaid expenses	(20,470)	-	(20,470)
Increase in interest receivable -related party	(197)	-	(197)
Increase in accrued interest payable - related party	81	-	81
Increase in accounts payable	3,529	550	5,279
Net Cash Used In Operating Activities	(30,339)	-	(30,339)

Cash Flows From Investing Activities:
Loans receivable - related party	(27,000)		(27,000)
Net Cash Used in Investing Activities	(27,000)	-	(27,000)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	3,977		3,977
Proceeds from issuance of common stock	53,500	-	53,500
Net Cash Provided by Financing Activities	57,477	-	57,477

Net Increase (Decrease) in Cash	138	-	138

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$138	$-	$138

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

Flexpetz Holdings, Inc. (f/k/a Tetros, Inc.) (the “Company”), a Company incorporated in the state of Delaware on December 9, 2005.  The Company plans to develop proprietary companion animal products and services, including a flexible dog ownership program and a hotel-based canine program.  Activities during the development stage include developing the business plan and raising capital.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of June 30, 2007 and 2006, there were no common share equivalents outstanding.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 2	LOANS RECEIVABLE –RELATED PARTY

On April 11, 2007, the Company loaned $2,000 to a related party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.   On September 17, 2007 this loan was repaid (See Notes 4 and 6).

On May 11, 2007, the Company loaned $10,000 to a related party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 25, 2007 this loan was repaid (See Notes 4 and 6).

On June 22, 2007, the Company loaned $15,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured. (See Note 4).

At June 30, 2007, the Company had recorded $197 of interest income and receivable (See Note 4).

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On April 11, 2007, the Company issued 2,500 shares of common stock for cash of $12,500 ($5/share).

On May 9, 2007, the Company issued 3,000 shares of common stock for cash of $15,000 ($5/share).

On May 9, 2007, the Company issued 2,000 shares of common stock for cash of $10,000 ($5/share).

On June 20, 2007, the Company issued 2,200 shares of common stock for cash of $11,000 ($5/share).

On June 21, 2007, the Company issued 1,000 shares of common stock for cash of $5,000 ($5/share).

(B) Common Stock Issued for Services

On December 9, 2005 100,000 shares of common stock were issued for the amount of $100 ($0.001/share) in acceptance of the incorporation expenses for the Company.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTIONS

At June 30, 2007, the Company had received $3,977 in shareholder loans.  The loans are unsecured, bear interest at 6% and are due in five years from issuance.

At June 30, 2007, the Company had recorded $81 of interest expense and interest payable.

On April 11, 2007, the Company loaned $2,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured (See Note 2 and 6).

On May 11, 2007, the Company loaned $10,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured (See Note 2 and 6).

On June 22, 2007, the Company loaned $15,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured (See Note 2).

At June 30, 2007, the Company had recorded $197 of interest income and receivable (See Note 2).

NOTE 5	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

On July 11, 2007, the Company issued 1,000 shares of common stock for cash of $5,000. ($5/share)

On July 13, 2007, the Company paid $4,850 for the use of temporary office space for the month of July.

Subsequent to June 30, 2007, the Company received an additional $5,250 in loans from a stockholder. Pursuant to the terms of the loans, the advances bear interest at 6%, are unsecured and are due five years from the dates of issuance.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

On September 11, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s pilot Canine Ambassador program.  The consultant will receive $500 per week plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts and $1,000 for each hotel that contracts with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

On September 14, 2007 the Company changed its name to Flexpetz Holdings, Inc.

On September 17, 2007, the Company entered into a five year employment agreement with the CEO.  The agreement calls for a base salary of $120,000 per year and stock options to purchase 5,000,000 shares of the Company’s common stock with 1,000,000 shares vesting every year for five years from the date of the agreement at an exercise price of $5.00.  The CEO is also to receive up to $12,000 every three years for a down payment on a vehicle, $1,000 per month for the payments of this vehicle and an additional $8,000 per month as a housing stipend.

On September 17, 2007, $2,000 in loans were repaid by a related party (See Note 2)

On September 25, 2007, $10,000 in loans were repaid by a related party (See Note 2)

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

Results of Operation

The Company did not have any operating income from inception through June 30, 2007. For the quarter ended June 30, 2007, the registrant recognized a net loss of $13,032 and for the period from inception through June 30, 2007, the registrant recognized net less of $15,132. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Management believes that actions presently being taken to obtain additional equity financing and implement its strategic plans will provide us the opportunity to continue as a going concern.  However, we presently have a working capital deficiency and therefore may not be able to continue operations for the next twelve months.  We will be dependent upon our shareholders to fund our operations over the next twelve months; however our shareholders are under no obligation to provide such funding.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On April 11, 2007, the Company issued 2,500 shares of common stock for cash of $12,500 ($5/share).

On May 9, 2007, the Company issued 3,000 shares of common stock for cash of $15,000 ($5/share).

On May 9, 2007, the Company issued 2,000 shares of common stock for cash of $10,000 ($5/share).

On June 20, 2007, the Company issued 2,200 shares of common stock for cash of $11,000 ($5/share).

On June 21, 2007, the Company issued 1,000 shares of common stock for cash of $5,000 ($5/share).

On December 9, 2005 100,000 shares of common stock were issued for the amount of $100 ($0.001/share) in acceptance of the incorporation expenses for the Company.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

See Form 8-K filed on May 31, 2007 for election of directors
See Form 8K-A filed on July 18, 2007 for change in registrant’s certifying accountant
See Form 8-K filed on September 20, 2007 for change in registrant’s certifying accountant

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Marlena Cervantes pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Marlena Cervantes pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51884)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Flexpetz Holdings, Inc.

By:	/s/ Marlena Cervantes
Marlena Cervantes Chief Executive Officer Chief Financial Officer

Dated:	October 3, 2007