Form 10QSB
period 2007-09-30
FLEXPETZ HOLDINGS INC
filed 2007-11-07
CIK 1353488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes  ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2007: 111,700 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.    Financial Information

Flexpetz Holdings, Inc.
(a development stage company)

FINANCIAL STATEMENTS

As Of  September 30, 2007

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	5 - 13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$9,049
Prepaid Expenses	20,768
Total Current Assets	29,817

Equipment, net	2,875

Other Assets
Loans Receivable - Related party	15,000
Interest Receivable - Related party	593
Total Other Assets	15,593

Total Assets	$48,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Acounts Payable	$13,056
Accrued Expenses	5,383
Total Current Liabilities	18,439

Long Term Loans payable - related party	9,227
Accrued Interest - related party	184
Total Liabilities	27,850

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
111,700 shares issued and outstanding	112
Additional paid-in capital	165,168
Deficit accumulated during the development stage	(144,845)

Total Stockholders' Equity	20,435

Total Liabilities and Stockholders' Equity	$48,285

See accompanying notes to unaudited condensed financial statements

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					For the Period
					from December5, 2005
	For the Three Month Ended September 30,		Nine Months Ended September 30,		(Inception) to September30,
	2007	2006	2007	2006	2007

Operating Expenses
Professional fees	5,371	-	11,005	-	11,005
Advertising	-	-	1,000	-	1,000
Charitable Contribution	-	-	2,750	-	2,750
General and administrative	12,954	250	16,968	800	18,818
Salary	111,680	-	111,680	-	111,680
Total Operating Expenses	130,005	250	143,403	800	145,253

Loss from Operations	(130,005)	(250)	(143,403)	(800)	(145,253)

Other Income/(Expense)
Interest Income -related party	396	-	593	-	593
Interest Expense - related party	(104)	-	(185)	-	(185)
Total Other Income, net	292	-	408	-	408

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(129,713)	$(250)	$(142,995)	$(800)	$(144,845)

Net Loss Per Share - Basic and Diluted	$(1.16)	$(0.00)	$(1.35)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	111,580	100,000	105,701	100,000

See accompanying notes to unaudited condensed financial statements

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity (Deficiency)
For the period from December 5, 2005 (inception) to September 30, 2007
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value			accumulated	Total
					Additional	during	Stockholder's
	Shares	Amount	Shares	Amount	paid-in capital	development stage	Equity (Deficiency)

Balance December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses ($0.001/share)	-	-	100,000	100	-	-	100

Net loss for the period December 9, 2005 (inception) to December 31, 2005	-	-	-	-	-	(400)	(400)

Balance December 31, 2005	-	-	100,000	100	-	(400)	(300)

Net loss for the year ending December 31, 2006	-	-	-	-	-	(1,450)	(1,450)

Balance December 31, 2006	-	-	100,000	100	-	(1,850)	(1,750)

Stock issued for cash ($5/share)			11,700	12	58,488		58,500

Stock options granted					106,680		106,680

Net loss, for the nine month ended September 30, 2007	-	-	-	-	-	(142,995)	(142,995)

Balance, September 30, 2007	-	$-	111,700	$112	$165,168	$(144,845)	$20,435

See accompanying notes to unaudited condensed financial statements

Flexpetz Holdings, Inc.
(f/k/a Tetros, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period
			from December 9, 2005
	For the Nine Months Ended September 30,		(Inception) to September 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(142,995)	$(800)	$(144,845)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	-	-	100
Stock issued for services	106,680	-	106,680
Depreciation	18	-	18
Changes in operating assets and liabilities:
Increase in prepaid expenses	(20,768)	-	(20,768)
Increase in interest receivable -related party	(593)	-	(593)
Increase in accrued interest payable - related party	184	-	184
Increase in accrued expenses	3,633	-	5,383
Increase in accounts payable	13,056	800	13,056
Net Cash Used In Operating Activities	(40,785)	-	(40,785)

Cash Flows From Investing Activities:
Loans receivable - related party	(15,000)	-	(15,000)
Purhcase of fixed asset	(2,893)	-	(2,893)
Net Cash Used in Investing Activities	(17,893)	-	(17,893)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	9,227	-	9,227
Proceeds from issuance of common stock	58,500	-	58,500
Net Cash Provided by Financing Activities	67,727	-	67,727

Net Increase (Decrease) in Cash	9,049	-	9,049

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$9,049	$-	$9,049

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

    (A) Basis of Presentation and Organization

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

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

            (D) Loss Per Share

            Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2007 and 2006, there were no common share equivalents outstanding.

            (E) Property and Equipment

            The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for equipment.

            (F) Stock-Based Compensation

            In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

            Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

            (G) Income Taxes

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

            (H) Business Segments

            The Company operates in one segment and therefore segment information is not presented.

            (I) Recent Accounting Pronouncements

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

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

NOTE 2         LOANS RECEIVABLE –RELATED PARTY

                        On April 11, 2007, the Company loaned $2,000 to a related party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.   On September 17, 2007 this loan was repaid (See Note 5).

           On May 11, 2007, the Company loaned $10,000 to a related party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 24, 2007 this loan was repaid (See Note 5).

           On June 22, 2007, the Company loaned $15,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured. (See Notes 5 and 7). This loan was fully repaid during the months of October and November 2007.

            At September 30, 2007, the Company had recorded $593 of interest income and receivable (See Note 5).

NOTE 3         STOCKHOLDERS’ EQUITY

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
AS OF SEPTEMBER 30, 2007
UNAUDITED

            (B) Common Stock Issued for Services

            On December 9, 2005 100,000 shares of common stock were issued for the amount of $100 ($0.001/share) in acceptance of the incorporation expenses for the Company.

            (C) Stock Options Issued for Services

            On September 17, 2007, the Company entered into a five year employment agreement with the CEO.  The agreement calls for a base salary of $120,000 per year and stock options to purchase 5,000,000 shares of the Company’s common stock with 1,000,000 shares vesting every year for five years from the date of the agreement at an exercise price of $5.00.  The CEO is also to receive up to $12,000 every three years for car allowance and a monthly allowance of up to $1,000 and $8,000 per month as a housing stipend.

            Expected life                                              365 days
            Expected volatility                                    150%
            Risk free interest rate                               2.78%
            Expected dividends                                  0%

           The following table summarizes the stock option grant to an employee as of September 30, 2007, and the related changes during the period are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options		$
Balance at December 31, 2005	-	-
Granted	-	-
Exercised	-	-
Forfeited	-	$-
Balance at December 31, 2006	-	$-
Granted	5,000,000	5.00
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2007	5,000,000	$5.00
Options exercisable at September 30, 2007	1,000,000	$5.00
Weighted average fair value of options granted during 2007		$5.00

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

Of the total options granted 1,000,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company at September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$5.00	5,000,000	5 Years	$5.00	1,000,000	$5.00

NOTE 4         COMMITMENTS

            (A)  Service Agreement

                        On September 11, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s pilot Canine Ambassador program.  The consultant will receive $500 per week plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

            (B)  Employment Agreement

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

                        (C)  Sarbanes Oxley Violation

The extension of loans receivable to related parties could be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a public company from extending or maintaining credit or arranging for the extension of credit in the form of a "personal loan" to an officer or director.  If it is determined that these loans violated Section 402 of the Sarbanes Oxley Act of 2002, we could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and we could incur costs, which could negatively affect our business, results of operations and cash flows.  Upon realizing the violation, the Company requested the loans be repaid in full with interest.  All three loans were fully repaid by November 2007.

NOTE 5         RELATED PARTY TRANSACTIONS

            At September 30, 2007, the Company had received $9,227 in shareholder loans.  The loans are unsecured, bear interest at 6% and are due in five years from issuance.

            At September 30, 2007, the Company had recorded $184 of interest expense and interest payable.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

            On April 11, 2007, the Company loaned $2,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 17, 2007 this loan was repaid (See Note 2).

            On May 11, 2007, the Company loaned $10,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 24, 2007 this loan was repaid (See Note 2).

            On June 22, 2007, the Company loaned $15,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  (See Notes 2 and 7).  This loan was fully repaid during the months of October and November 2007.
            At September 30, 2007, the Company had recorded $593 of interest income and receivable (See Note 2).

NOTE 6         GOING CONCERN

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

NOTE 7         SUBSEQUENT EVENTS

            On October 4, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program in San Diego, CA.  The consultant will receive $500 per month plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts, $100 for each new member orientation administered, $10 per collection and drop-off of a dog, and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

            On October 10, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program in Manhattan, NY.  The consultant will receive $500 per month plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts, $100 for each new member orientation administered, $10 per collection and drop-off of a dog, and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

FLEXPETZ HOLDINGS, INC.
(F/K/A TETROS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

            On October 11, 2007, the Company had received an additional $2,000 in loans from a stockholder.  Pursuant to the terms of the loans, the advances bear interest at 6%, are unsecured and are due five years from the dates of issuance.

            On October 12, 2007, the Company had received an additional $1,000 in loans from a stockholder.  Pursuant to the terms of the loans, the advances bear interest at 6%, are unsecured and are due five years from the dates of issuance.

            During the month of October and November 2007, $15,000 in loans was repaid by the related party (See Note 2 and 5).

            On October 29, 2007 the Company issued 50,000,000 shares of the common stock to a related party for services for the period October 29, 2007 to December 31, 2007 having a fair value of $250,000,000 ($5.00/share) based upon recent cash offerings.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

FlexPetz is a unique concept for dog lovers who are unable to own a full-time doggy pal, but miss spending time with a canine friend. Through the FlexPetz shared dog ownership concept, members can spend from just a few hours to a number of days with each of our dogs.  Currently, FlexPetz has operations in three cities, with plans to open several more in the near future, including major metropolitan areas such as San Francisco, Boston, Washington DC and London. In 2008, the company plans to open at least two new locations each month for this flagship program.

In addition, FlexPetz has successfully launched a new division called the Canine Ambassador Program™. The Canine Ambassador Program provides travelers with the love and affection of a furry friend at high-end, boutique hotels. FlexPetz manages all logistics of the Canine Hotel Ambassador program, including hiring experienced, personable handlers as well as locating and training dogs that fit with the atmosphere of the property. The program is especially attractive to hotel operators looking to differentiate themselves from their competitors and is free and exclusive to hotel guests. At its first location, the Keating hotel in San Diego, hotel guests are greeted upon arrival by a beautiful black Afghan hound named Rupert. With his knowledgeable FlexPetz handler, Rupert accompanies guests on walking tours of the city and provides a level of affection and comfort unique in a hotel environment. The company expects significant growth in this program in 2008, as well as expansion possibilities in the corporate arena.

With a sizable and growing market for pet-related products and services, FlexPetz is currently exploring several opportunities for expansion, including the addition of other products and/or service offerings.

Results of Operation

The Company did not have any operating income from inception through September 30, 2007. For the quarter ended September 30, 2007, the Company recognized a net loss of $129,713 and for the period from inception through September 30, 2007,the Company recognized net loss of $144,845. Professional fees for the quarter were comprised of costs mainly associated with legal, accounting, and salary of $111,680.

Liquidity and Capital Resources

At September 30, 2007 the Company had limited capital resources and is relying upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company the Company had cash of $9,049. Since April 2007, the Company has sold a total of 21,700 shares for a total of $108,500.

As reflected in the accompanying unaudited financial statements, we are in the development stage and have a negative cash flow from operations of $144,845 from inception and an accumulated deficit of $144,845. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Subsequent Events

On October 4, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program in San Diego, CA.  The consultant will receive $500 per month plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts, $100 for each new member orientation administered, $10 per collection and drop-off of a dog, and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

On October 10, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program in Manhattan, NY.  The consultant will receive $500 per month plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts, $100 for each new member orientation administered, $10 per collection and drop-off of a dog, and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

On October 11, 2007, the Company had received an additional $2,000 in loans from a stockholder.  Pursuant to the terms of the loans, the advances bear interest at 6%, are unsecured and are due five years from the dates of issuance. On October 12, 2007, the Company had received an additional $1,000 in loans from a stockholder.  Pursuant to the terms of the loans, the advances bear interest at 6%, are unsecured and are due five years from the dates of issuance. During the month of October and November 2007, $15,000 in loans was repaid by the related party.

On October 29, 2007 the Company issued 50,000,000 shares of the common stock to a related party for services for the period October 29, 2007 to December 31, 2007 having a fair value of $250,000,000 ($5.00/share) based upon recent cash offerings.

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 11, 2007, the Company issued 1,000 shares of common stock for cash of $5,000. ($5/share)

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Flexpetz Holdings, Inc.

By:	/s/ Marlena Cervantes
Marlena Cervantes Chief Executive Officer Chief Financial Officer

Dated:	November 5, 2007