Form 10KSB
period 2007-12-31
ASENSIA, INC
filed 2008-04-15
CIK 1353488

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51881

ASENSIA, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Meadiw Village Drive, #208, PO Bix 161643, Big Sky, MT	59716
(Address of principal executive offices)	(Zip Code)

(406)551.6061
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☒                      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007: $1,830

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of April 13, 2008 was: 50,142,900

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

ASENSIA, Inc. (f/k/a Tetros, Inc.) (the “Company”), is a Company incorporated in the state of Delaware on December 9, 2005. On September 14, 2007 the Company changed its name to Flexpetz Holdings, Inc.  On December 19, 2007 the Company changed its name to ASENSIA, Inc.  The Company plans to develop proprietary companion animal products and services, including a flexible dog ownership program and a hotel-based canine program. Activities during the development stage include developing the business plan and raising capital.

Employees

The company has two full-time employees, the CEO Marlena Cervantes and a general administrator.

ITEM 2.    DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently lease offices in Big Sky, MT on an short term lease.

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

Holders

There are 24 holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

On July 11, 2007, the Company issued 1,000 shares of common stock for cash of $5,000. ($5/share)

During the months of November and December, 2007 the Company issued 15,200 shares of common stock for cash of $76,000 ($5/Share).

(B) Subscription Receivable

During December 2007, the Company sold an aggregate of 2,000 shares of common stock in exchange for subscriptions receivable totaling $10,000 ($5/share). During the month of February 2008, the Company collected $10,000.

(C) Common Stock Issued for Services

On October 29, 2007 the Company issued 50,000,000 restricted shares of common stock to a related party for consulting services having a fair value of $250,000,000 ($5.00/share) based upon recent cash offerings (See Note 7).

On December 9, 2005 100,000 shares of common stock were issued for the amount of $100 ($0.001/share) in acceptance of the incorporation expenses for the Company.

Equity Compensation Plan Information

The following table summarizes the stock option grant to an employee as of December 31, 2007, and the related changes during the period are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	$-
Balance at December 31, 2006	-	$-
Granted	5,000,000	5.00
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2007	5,000,000	$5.00
Options exercisable at December 31, 2007	1,000,000	$5.00
Weighted average fair value of options granted during 2007		$5.00

Of the total options granted, all 1,000,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$5.00	5,000,000	4.75 Years	$5.00	1,000,000	$5.00

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Asensia, Inc. (F/K/A Flexpetz Holding, Inc.) is a unique concept for dog lovers who are unable to own a full-time doggy pal, but miss spending time with a canine friend. Through the Asensia, Inc. (F/K/A Flexpetz Holding, Inc.) shared dog ownership concept, members can spend from just a few hours to a number of days with each of our dogs.  Currently, FlexPetz has operations in three U.S. cities and one international location (London) with plans to open several more in the near future, including major metropolitan areas such as San Francisco, Boston and Washington. In 2008, depending on cash reserves, the company plans to open at least two new locations each month for this flagship program.

In addition, Asensia, Inc. (F/K/A Flexpetz Holding, Inc.) has successfully launched a new division called the Canine Ambassador Program™. The Canine Ambassador Program provides travelers with the love and affection of a furry friend at high-end, boutique hotels. Asensia, Inc. (F/K/A Flexpetz Holding, Inc.) manages all logistics of the Canine Hotel Ambassador program, including hiring experienced, personable handlers as well as locating and training dogs that fit with the atmosphere of the property. The program is especially attractive to hotel operators looking to differentiate themselves from their competitors and is free and exclusive to hotel guests. At its first location, the Keating hotel in San Diego, hotel guests are greeted upon arrival by a beautiful black Afghan hound named Rupert. With his knowledgeable Asensia, Inc. (F/K/A Flexpetz Holding, Inc.) handler, Rupert accompanies guests on walking tours of the city and provides a level of affection and comfort unique in a hotel environment. The company expects significant growth in this program in 2009, as well as expansion possibilities in the corporate arena.

With a sizable and growing market for pet-related products and services, Asensia, Inc. (F/K/A Flexpetz Holding, Inc.) is currently exploring several opportunities for expansion, including the addition of other products and/or service offerings.

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) until mid 2007, the registrant recognized a net loss of $1,450 in 2006 and $250,868,416 in 2007.  Expenses were comprised of $33,933 for professional fees, $14,679 for advertising, $30,624 for rent, $31,385 for general and administrative expenses, $25,475 for cost of revenues, $250,000,000 for consulting fees, and $734,123 for salary.  For the year ended December 31, 2006 the Company incurred $1,450 in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2007 the Company had $1,534 in cash.  The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.   We currently do not have any commitments from our shareholders to provide this funding.

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

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 7.    FINANCIAL STATEMENTS

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGES	F-1- F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006.

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2007

PAGES	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2007.

PAGES	F-7 - F-17	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Asensia, Inc. (F/K/A Flexpetz Holdings, Inc.)

We have audited the accompanying balance sheets of Asensia, Inc. (F/K/A Flexpetz Holdings, Inc.) (A Development Stage Company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended December 31, 2007 and for the period from December 9, 2005 (Inception) to December 31, 2007. The financial statements for the year ended December 31, 2006 were audited by other auditors whose report dated May 29, 2007 on these statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period December 9, 2005 (Inception) through December 31, 2007 in so far as they relate to amounts for the period through December 31, 2006, are based on the report of the other auditor. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Asensia, Inc. (F/K/A Flexpetz Holdings, Inc.) as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and the period from December 9, 2005 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company is in the development stage with little operations, has an accumulated deficit from inception of $250,870,266, a negative cash flow from operations of $159,768 from inception and a stockholders' deficiency of $14,399.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 11, 2008

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

Gately & Associates, LLC

March 15, 2007

Asensia, Inc.
(f/k/a Flexpetz Holdings, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2007	December 31, 2006

Current Assets
Cash	$1,534	$-
Accounts Receivable	275	-
Prepaid Expenses	36,000	-
Security Deposit	4,000

Total Current Assets	41,809	-

Equipment, net	8,911	-

Total Assets	$50,720	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	23,456	1,750
Accrued Expenses	4,256	-
Deferred Revenue	333	-
Accrued Interest - Stockholder	847	-
Total Current Liabilities	28,892	1,750

Long Term Liabilities
Loans payable - Stockholder	36,227	-
Total Long Term Liabilities	36,227	-

Total Liabilities	65,119	1,750

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
50,128,900 and 100,000 shares issued and outstanding, respectively	50,129	100
Additional paid-in capital	250,815,738	-
Stock subscription receivable	(10,000)	-
Deficit accumulated during the development stage	(250,870,266)	(1,850)

Total Stockholders' Deficiency	(14,399)	(1,750)

Total Liabilities and Stockholders' Deficiency	$50,720	$-

See accompanying notes to financial statements

Asensia, Inc.
(f/k/a Flexpetz Holdings, Inc.)
(A Development Stage Company)
Statements of Operations

			For the Period from December 9, 2005
	For the Year Ended December 31,		(Inception) to
	2007	2006	December 31, 2007

Revenue	$1,830	$-	$1,830

Operating Expenses
Consulting fees	250,000,000	-	250,000,000
Professional fees	33,933	-	33,933
Cost of revenues	25,475	-	25,475
Advertising	14,679	-	14,679
Rent	30,624	-	30,624
General and administrative	31,385	1,450	33,235
Salary	734,123	-	734,123
Total Operating Expenses	250,870,219	1,450	250,872,069

Loss from Operations	(250,868,389)	(1,450)	(250,870,239)

Other Income/(Expense)
Interest Income -related party	820	-	820
Interest Expense - related party	(847)	-	(847)
Total Other Income, net	(27)	-	(27)

Net Loss from Operations before Provision
for Income Taxes	(250,868,416)	(1,450)	(250,870,266)

Provision for Income Taxes	-	-	-

Net Loss	$(250,868,416)	$(1,450)	$(250,870,266)

Net Loss Per Share - Basic and Diluted	$(28.71)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	8,738,702	100,000

See accompanying notes to financial statements

Asensia, Inc.
(f/k/a Flexpetz Holdings, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from December 9, 2005 (inception) to December 31, 2007

							Deficit
	Preferred stock		Common stock				accumulated
	$.001 Par Value		$.001 Par Value		Additional	Stock	during	Total
					paid-in	subscription	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	Receivable	stage	Deficiency

Balance December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses ($0.001/share)	-	-	100,000	100	-	-	-	100

Net loss for the period December 9, 2005 (inception) to December 31, 2005	-	-	-	-	-	-	(400)	(400)

Balance December 31, 2005	-	-	100,000	100	-	-	(400)	(300)

Net loss for the year ending December 31, 2006	-	-	-	-	-	-	(1,450)	(1,450)

Balance December 31, 2006	-	-	100,000	100	-	-	(1,850)	(1,750)

Stock issued for services	-	-	50,000,000	50,000	249,950,000	-	-	250,000,000

Stock issued for cash ($5/share)			28,900	29	144,471	(10,000)	-	134,500

In kind contribution of services ($5/share)	-	-	-	-	25,135	-	-	25,135

Stock options granted	-	-	-	-	696,132	-	-	696,132

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(250,868,416)	(250,868,416)

Balance, December 31, 2007	-	$-	50,128,900	$50,129	$250,815,738	$(10,000)	$(250,870,266)	$(14,399)

See accompanying notes to financial statements

Asensia, Inc.
(f/k/a Flexpetz Holdings, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period from December 9, 2005
	For the year ended December 31,		(Inception) to
	2007	2006	December 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(250,868,416)	$(1,450)	$(250,870,266)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	25,135	-	25,135
Stock issued for services	250,696,132	1,450	250,696,232
Depreciation	514	-	514
Changes in operating assets and liabilities:
Increase in prepaid expenses	(36,000)	-	(36,000)
Increase in security deposit	(4,000)	-	(4,000)
Increase in accounts receivable	(275)	-	(275)
Increase in deferred revenue	333	-	333
Increase in accrued interest payable - Stockholder	847	-	847
Increase in payroll taxes payable	4,256	-	4,256
Decrease in accrued expenses	(1,750)	-	-
Increase in accounts payable	23,456	-	23,456
Net Cash Used In Operating Activities	(159,768)	-	(159,768)

Cash Flows From Investing Activities:
Proceeds from loans receivable - related party	27,000	-	27,000
Loans receivable - Related party	(27,000)	-	(27,000)
Purhcase of fixed asset	(9,425)	-	(9,425)
Net Cash Used in Investing Activities	(9,425)	-	(9,425)

Cash Flows From Financing Activities:
Proceeds from loans payable - Stockholder	36,227	-	36,227
Proceeds from issuance of common stock	134,500	-	134,500
Net Cash Provided by Financing Activities	170,727	-	170,727

Net Increase (Decrease) in Cash	1,534	-	1,534

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$1,534	$-	$1,534

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable $10,000 See Note 5(B )

See accompanying notes to financial statements

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Asensia, Inc. (f/k/a Flexpetz Holdings, Inc.) (the “Company”), was incorporated in the state of Delaware on December 9, 2005.

The Company plans to develop proprietary companion animal products and services, including a flexible dog ownership program and a hotel-based canine program. Activities during the development stage include developing the business plan and raising capital.

On September 14, 2007 the Company changed its name to Flexpetz Holdings, Inc.

On December 19, 2007 the Company changed its name to Asensia, Inc.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of December 31, 2006, there were no common share equivalents outstanding. As of December 31, 2007, there were 5,000,000 potentially dilutive securities from stock options outstanding which are anti-dilutive and not included in dilutive weighted average calculation.

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

(E) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, accrued expenses and loans payable stockholder approximate fair value based on the short-term maturity of these instruments.

(F) Concentration of Credit Risk

At December 31, 2007, 28.22% of sales were earned from Customer A, 26.57% of sales were earned from Customer B, 16.29% of sales were earned from Customer C, 16.17% of sales were earned from Customer D.

At December 31, 2007, 76% of accounts receivable were due from Customer A, 15% were due from Customer B.

(G) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition".  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

At the beginning of each membership, a monthly membership fee is paid along with an annual maintenance fee.  The length of a membership is twelve months. Annual maintenance fees are recorded as deferred revenue and earned on a prorata basis over the life of the contract.   The monthly membership fee is payable in equal monthly installments and members agree to a minimum monthly dog usage.  In addition, the customer pays a one time training fee payable at the beginning of the contract which is recognized upon completion of the training.

(H) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for equipment and seven years for dog purchases.

(I) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R),

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

(J) Income Taxes

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

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

As of December 31, 2007 and 2006, the Company has a net operating loss carryforward of    approximately $148,961 and $1,850, respectively, available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 was $320,797.  The valuation allowance at December 31, 2006 was $702. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $320,095.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006 property and equipment is as follows:

	2007	2006

Equipment	$2,893	$-
Dog purchsases	6,532	-
Less accumulated depreciation and amortization	(514)	-

	$8,911	$-

Depreciation expense for the years ended December 31, 2007 and 2006 was $514 and $0, respectively.

Estimated future depreciation of assets is as follows:

Year	Amount

2008	$1,611
2009	1,611
2010	1,611
2011	1,611
2012 and thereafter	2,467
$8,911

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 3	LOANS RECEIVABLE –RELATED PARTY

On April 11, 2007, the Company loaned $2,000 to a related party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.   On September 17, 2007 this loan was repaid (See Note 6C).

On May 11, 2007, the Company loaned $10,000 to a related party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 24, 2007 this loan was repaid (See Note 6C).

On June 22, 2007, the Company loaned $15,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured. This loan was fully repaid during the months of October and November 2007 (See Note 6C).

NOTE 4	LOANS PAYABLE –STOCKHOLDER

At December 31, 2007, the Company had received $36,227 in shareholder loans.  The loans are unsecured, bear interest at 6% and are due five years from issuance (See Note 7)

At December 31, 2007, the Company had recorded $847 of interest expense and interest payable (See Note 7).

NOTE 5	STOCKHOLDERS’ DEFICIENCY

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

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

On July 11, 2007, the Company issued 1,000 shares of common stock for cash of $5,000. ($5/share)

During the months of November and December, 2007 the Company issued 15,200 shares of common stock for cash of $76,000 ($5/Share).

(B) Subscription Receivable

During December 2007, the Company sold an aggregate of 2,000 shares of common stock in exchange for subscriptions receivable totaling $10,000 ($5/share). During the month of February 2008, the Company collected $10,000.

(C) Common Stock Issued for Services

On October 29, 2007 the Company issued 50,000,000 restricted shares of common stock to a related party for consulting services having a fair value of $250,000,000 ($5.00/share) based upon recent cash offerings (See Note 7).

On December 9, 2005 100,000 shares of common stock were issued for the amount of $100 ($0.001/share) in acceptance of the incorporation expenses for the Company.

(D)  In Kind Contribution of Services

As of December 31, 2007 the shareholder of the Company CEO contributed services having a fair value of $25,135 (Note 5 (E)).

(E)  Stock Options Issued for Services

On September 17, 2007, the Company entered into a five year employment agreement with the CEO.  The agreement calls for a base salary of $120,000 per year and stock options to purchase 5,000,000 shares of the Company’s common stock with 1,000,000 shares vesting every year for five years from the date of the agreement at an exercise price of $5.00.  The CEO is also to receive up to $12,000 every three years for a down payment on a vehicle, $1,000 per month for the payments of this vehicle and an additional $8,000 per month as a housing stipend.  Effective January 1, 2008 the Company’s CEO reduced the annual salary to $54,000 per year and forfeited all outstanding salary up to December 31, 2007.  The amount recorded as an in-kind contribution of services for the year ending December 31, 2007 is $25,135 (Note 5(D)).

Expected life	5 years
Expected volatility	50%
Risk free interest rate	4.21%

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

Expected dividends                                           0%

The following table summarizes the stock option grant to an employee as of December 31, 2007, and the related changes during the period are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2006	-	-
Granted	5,000,000	5.00
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2007	5,000,000	$5.00
Options exercisable at December 31, 2007	1,000,000	$5.00
Weighted average fair value of options granted during 2007		$5.00

Of the total options granted, all 1,000,000 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$5.00	5,000,000	4.75 Years	$5.00	1,000,000	$5.00

NOTE 6	COMMITMENTS

(A)  Service Agreement

On September 11, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s pilot Canine Ambassador program.  The consultant will receive $500 per week plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant’s efforts and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

On October 4, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program in San Diego, CA.  The consultant will receive $500 per month plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts in addition $100 for each new member orientation administered and a payment of $10 per collection and drop-off of a dog, and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.  In January 2008, this agreement was cancelled at the consultant’s request.

On October 10, 2007 the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program in Manhattan, NY.  The consultant will receive $500 per month plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts in addition $100 for each new member orientation administered and a payment of $10 per collection and drop-off of a dog, and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

(B)  Employment Agreement

On September 17, 2007, the Company entered into a five year employment agreement with the CEO.  The agreement calls for a base salary of $120,000 per year and stock options to purchase 5,000,000 shares of the Company’s common stock with 1,000,000 shares vesting every year for five years from the date of the agreement at an exercise price of $5.00.  The CEO is also to receive up to $12,000 every three years for a down payment on a vehicle, $1,000 per month for the payments of this vehicle and an additional $8,000 per month as a housing stipend.  Effective January 1, 2008 the Company’s CEO reduced the annual salary to $54,000 per year and forfeited all outstanding salary up to December 31, 2007.  The amount recorded as an in-kind contribution of services for the year ended December 31, 2007 is $25,135 (Note 5(D and E)).

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

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

Upon realizing the violation, the Company requested the loans be repaid in full with interest.  All three loans were fully repaid by November 2007 (See Note 3).

NOTE 7	RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company had received $36,227 in shareholder loans.  The loans are unsecured, bear interest at 6% and are due five years from issuance (See Note 4).

At December 31, 2007, the Company had recorded $847 of interest expense and interest payable (See Note 4).

On April 11, 2007, the Company loaned $2,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 17, 2007 this loan was repaid (See Note 3).

On May 11, 2007, the Company loaned $10,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 24, 2007 this loan was repaid (See Note 3).

On June 22, 2007, the Company loaned $15,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured. This loan was fully repaid during the months of October and November 2007 (See Note 3).

On October 29, 2007 the Company issued 50,000,000 restricted shares of common stock to a stockholder for consulting services having a fair value of $250,000,000 ($5.00/share) based upon recent cash offerings (See Note 4C).

NOTE 8	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with little operation, has an accumulated deficit from inception of $250,870,266, a negative cash flow from operations of $159,768 from inception and a stockholders' deficiency of $14,399. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ASENSIA, INC.
(F/K/A FLEXPETZ HOLDINGS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 9	SUBSEQUENT EVENTS

(A) Stock Issued for Cash

In January and February 2008, the Company entered into stock purchase agreements to issue 14,000 shares of common stock for cash of $70,000 ($5/share).

During the month of February 2008, the Company collected $10,000 for a subscription receivable (See Note 5B).

(B) Agreements

On February 1, 2008 the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program.  The consultant will receive $500 per month plus a monthly phone allowance. The consultant will also receive a $100 commission for each person who enrolls in the program as a result of the consultant efforts in addition $100 for each new member orientation administered and a payment of $10 per collection and drop-off of a dog, and $1,000 for each hotel that contract with the Company for a minimum period of twelve months.  The pilot program data and feedback will be used by the Company to determine the future rollout of the program.

On February 1, 2008, the Company entered into a one year agreement with a consultant to manage the Company’s shared dog ownership program in the United Kingdom.  The consultant will receive $500 per month plus expenses.  The consultant will also receive additional compensation for each new member orientation at approximately $100 per member, press events at approximately $200 per event and initial home inspection of members at approximately $100 per inspection.

On March 1, 2008, the Company entered into a one year virtual office lease for its United Kingdom operations at approximately $170 per month.

Effective January 1, 2008 the Company’s CEO reduced her annual salary to $54,000 per year.

(C) Related Party Loans

On February 11, 2008, the Company received a $1,000 loan from a related party stockholder. This loan is unsecured, bears interest at 6% and is due in five years.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 29, 2007, Gately & Associates, LLC ("Gately") was dismissed as the independent auditor for the Company and replaced by Webb & Company, P.A. ("Webb") as our principal independent auditors. This decision to engage Webb was ratified by the majority approval of our Board of Directors.

 Gately’s report on the financial statements for the  for the time period from inception December 9, 2005 to May 29, 2007 did not contain an adverse opinion, or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, including the ability to continue as a going concern, however, the report did include an explanatory paragraph reflecting an uncertainty because we had yet to generate any revenue, and our shareholders funded any shortfalls in our cash flow on a day to day basis.  These factors raise substantial doubt about our ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Since the Company’s inception on December 9, 2005, including its review of financial statements for the year ending December 31, 2006, and for the subsequent period from December 31, 2006 until his resignation on May 29, 2007, there have been no disagreements with Gately on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gately would have caused them to make reference thereto in their report on the financial statements.

ITEM 8A.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the design and operating effectiveness as of December 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of December 31, 2007 our disclosure controls and procedures were not effective. Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2007 and the material weaknesses described below, we believe that the financial statements included in this Annual Report on Form 10-KSB correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
The material weaknesses were:

•
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

•
We lacked effective controls to insure that agreements, contracts and other documents with related parties, including transactions such as those discussed above, were provided to and reviewed by the independent members of our Board of Directors and by financial reporting personnel on a timely basis to insure that the disclosure implications of such transactions could be considered.

Changes in internal controls

There were changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of our evaluation of our disclosure controls and procedures as of December31, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the related party loans noted above.  These weaknesses were as follows:

•	we lacked sufficient accounting personnel; and

•
we lacked effective controls to insure that agreements, contracts and other documents with related parties, including transactions such as those discussed above, were provided to and reviewed by the independent members of our Board of Directors and by financial reporting personnel on a timely basis to insure that the disclosure implications of such transactions could be considered.

The Company has instituted additional policies to improve our disclosure controls and procedures. These include but are not limited to:

1)	Requiring that any matters involving related party transactions be approved by our Board of Directors;
2)	Preparing a monthly report to our financial reporting personal for all material contracts entered into during the month

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Marlena Cervantes	29	President/CEO/CFO/Director

Marlena Cervantes’ background is predominantly in the social service field.  Ms. Cervantes began her career managing the special needs population in a variety of settings including public and private schools, non-profit organizations, and therapeutic settings.

Ms. Cervantes trained as a therapist in Applied Behavioral Analysis working with children with Autism, specializing in early intervention. Targeting children who receive early diagnosis of Autism, she performed in-home therapy that provided clients with the tools and skills to interact with children and carry over success achieved through therapy in the household and day-to-day life. Ms. Cervantes has worked for a variety of organizations including San Diego City School District and Comprehensive Educational Services, Inc.

Ms. Cervantes furthered her work through creative use of animals in a therapeutic setting, leading to the creation, development and successful launch of the first shared pet ownership model. Cervantes and her pet-related concepts have been featured in the national and international press, including TIME , Business 2.0, CNN, the BBC, ABC,  NBC, CBS, PBS and most of the major world print and television media.

Ms. Cervantes was educated at the University of Phoenix and has Bachelors in Human Services and Business Management.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 9A.    Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective  as of December 31, 2007.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006, and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Marlena Cervantes Chief Executive Officer, Chief Financial Officer	2007	35,000	0	0	696,132	0	0	40,275	771,407
Michael Raleigh President, Chief	2006	$0	0	0	0	0	0	0	$0
Executive Officer,	2005	$0	0	0	0	0	0	0	$0
Chief Financial Officer

Employment Agreements

We have entered into an employment agreement with Marlena Cervantes for a five year term effective September 17, 2007.  The agreement calls for a base salary of $120,000 per year and stock options to purchase 5,000,000 shares of the Company’s common stock with 1,000,000 shares vesting every year for five years from the date of the agreement at an exercise price of $5.00.  The CEO is also to receive up to $12,000 every three years for a down payment on a vehicle, $1,000 per month for the payments of this vehicle and an additional $8,000 per month as a housing stipend.  Effective January 1, 2008 the Company’s CEO reduced the annual salary to $54,000 per year and forfeited all outstanding salary up to December 31, 2007.  The amount recorded as an in-kind contribution of services for the year ended December 31, 2007 is $25,135 (Note 5(D and E)).

The following table summarizes information about stock options for the Company at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$5.00	5,000,000	4.75 Years	$5.00	1,000,000	$5.00

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Coldstar Capital
Grand Pavilion Commercial Centre 802 West Bay Road, PO Box 10335 Grand Cayman KY1-1003	50,100,000	99.99%

Marlena Cervantes 50 Meadow Village Dr, 208 Big Sky, MT 59716	2,500	Less than 1%
All Executive Officers
and Directors as a Group	2,500	less than 1%
(1 Person)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 11, 2007, the Company loaned $2,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 17, 2007 this loan was repaid (See Note 3).

On May 11, 2007, the Company loaned $10,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured.  On September 24, 2007 this loan was repaid (See Note 3).

On June 22, 2007, the Company loaned $15,000 to an affiliated party.  Pursuant to the terms of the loan, the advance bears interest at 6% and is unsecured. This loan was fully repaid during the months of October and November 2007 (See Note 3).

On October 29, 2007 the Company issued 50,000,000 restricted shares of common stock to a stockholder for consulting services having a fair value of $250,000,000 ($5.00/share) based upon recent cash offerings (See Note 4C).

On February 11, 2008, the Company received a $1,000 loan from a related party stockholder. This loan is unsecured, bears interest at 6% and is due in five years.

PART IV

ITEM 13.    EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2006 (File No. 000-51881)	3.1	Certificate of Incorporation of Flexpetz Holdings, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51881)	3.2	By-Laws

Filed herewith	14	Code of Ethics

	31.1	Certification of Marlena Cervantes pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Marlena Cervantes pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $7,372 , and the fiscal year ended December 31, 2006, we were billed $1,450, for professional services rendered for the audit of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2007 and December 31, 2006 respectively, We were not billed for any audit related services..

Tax Fees

For the Company’s fiscal year ended December 31, 2007, and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Asensia, Inc.

By:	/s/ Marlena Cervantes
Marlena Cervantes Chief Executive Officer Chief Financial Officer

Dated:	April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marlena Cervantes	Chief Executive Officer	April 14, 2008
Marlena Cervantes	Chief Financial Officer, and Director